Form 10QSB
period 2001-09-30
DIAGNOSTIC INTERNATIONAL INC
filed 2002-01-03
CIK 1129696

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
2001.

[   ]  TRANSITION  REPORT PURSUANT TO SECTION  13  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

                Commission File Number: 000-33083

                 DIAGNOSTIC INTERNATIONAL, INC.
     (Exact name of Registrant as specified in its Charter)

     Nevada                                    75-2138554
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

                 23025 N. 15th  Ave., Suite 203
                        Phoenix, AZ 85027
            (Address of principal executive offices)

                         (623) 434-9730
                 (Registrant's telephone number)

 (Former Name, Former Address and Former Fiscal Year, if changed since last Report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of January 3, 2002, there were 862,716 shares of the issuer's common stock outstanding.

Transitional  Small Business Disclosure Format (check  one):  Yes
No X



                   PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   DIAGNOSTIC INTERNATIONAL, INC.
                        FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2001

                           C O N T E N T S


                                                     PAGE



BALANCE SHEETS                                           2


STATEMENTS OF OPERATIONS                                 3


STATEMENT OF STOCKHOLDERS' EQUITY                        4


STATEMENTS OF CASH FLOWS                                 5


NOTES TO FINANCIAL STATEMENTS                       6 - 13

                   DIAGNOSTIC INTERNATIONAL, INC.
                           BALANCE SHEETS

                                            September 30,   December 31,
  ASSETS                                         2001           2000
                                              ---------     -------------
CURRENT ASSETS                               (Unaudited)
  Cash and cash equivalents                      $  2,653          $  199
  Accounts receivable                              26,880          24,750
  Inventory                                        65,138          55,287
                                              -----------      ----------
Total current assets                               94,671          80,236

PROPERTY AND EQUIPMENT, net of accumulated
 depreciation of $11,300 and $5,985                19,368           6,283
                                              -----------      ----------
    TOTAL ASSETS                               $  114,039       $  86,519
                                              ===========      ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                                 $      -       $  10,430
  Accounts payable                                 13,347          10,649
  Accrued expenses                                 61,519          37,486
  Accrued interest                                      -           3,640
  Lease payable - current portion                   3,680               -
  Wages payable - pre-petition                          -          13,446
                                              -----------      ----------
    Total current liabilities                      78,546          75,651

  Lease payable - net of current portion            7,360               -
                                              -----------      ----------
  TOTAL LIABILITIES                                85,906          75,651
                                              -----------      ----------
STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value;
   100,000,000 shares authorized; 46,000
   shares issued and outstanding                       46              46
  Common stock, $.001 par value;
   10,000,000 shares authorized; 862,716
   shares issued and outstanding                      863             863
  Additional paid-in capital                       65,477          65,477
  Accumulated deficit                            (38,253)        (55,518)
                                              -----------      ----------
    Total stockholders' equity                     28,133          10,868
                                              -----------      ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  114,039       $  86,519
                                              ===========      ==========

The accompanying notes are an integral part of these financial statements.

                         DIAGNOSTIC INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                 For the Three Months Ended   For the Nine Months Ended
                                       September 30,                September 30,
                                       --------------              ----------------
                                     2001          2000           2001          2000
                                  ----------    -----------    ---------     ---------
    Sales                           $132,357        $144,622      $420,037      $443,397

    Cost of sales                     33,089          43,386        87,962       119,488
                                  ----------      ----------   -----------    ----------
    Gross profit                      99,268         101,236       332,075       323,009
                                  ----------      ----------   -----------    ----------
    Selling, general and
     administrative expense           79,554         156,448       314,810       369,728
                                  ----------      ----------   -----------    ----------
    Income (loss) before
     provision for income             19,714        (55,212)        17,265      (45,819)
    taxes

    Provision for income taxes             -               -             -             -
                                  ----------      ----------   -----------    ----------
    Net income (loss)                $19,714       $(55,212)       $17,265     $(45,819)
                                  ==========      ==========   ===========    ==========
    Income (loss) per share
     - basic                           $0.02         $(0.06)         $0.01       $(0.05)
                                  ==========      ==========   ===========    ==========
     - diluted                         $0.00         $(0.06)         $0.00       $(0.05)
                                  ==========      ==========   ===========    ==========


The accompanying notes are an integral part of these financial statements.

                         DIAGNOSTIC INTERNATIONAL, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                              Preferred Stock           Common Stock        Additional
                             ----------------         ---------------        Paid-in     Accumulated
                            Shares      Amount       Shares      Amount      Capital       Deficit      Total
                            ------      -------     -------     --------    ---------     --------     --------
Balance, December 31,
1999                          46,000         $ 46      862,716       $ 863     $ 65,477    $24,728    $ 91,114

Net loss                           -            -            -           -            -   (80,246)    (80,246)
                            --------     --------    ---------    --------     --------   --------   ---------
Balance, December 31,
2000                          46,000           46      862,716         863       65,477   (55,518)      10,868

Net income (unaudited)             -            -            -           -            -     17,265      17,265
                            --------     --------    ---------    --------     --------   --------   ---------
Balance, September 30,
2001 (unaudited)              46,000         $ 46      862,716       $ 863     $ 65,477  $(38,253)    $ 28,133
                            ========     ========    =========    ========     ========   ========   =========


The accompanying notes are an integral part of these financial statements.

                 DIAGNOSTIC INTERNATIONAL, INC.
                    STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                 For the Nine Months Ended
                                                       September 30,
                                                     ------------------
                                                    2001            2000
                                                -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                               $  17,265         $ (45,819)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities
    Depreciation                                      5,315                  -
  (Increase) decrease in assets
    Accounts receivable                             (2,130)            (3,661)
    Inventory                                       (9,851)             13,707
    Prepaid expenses                                      -              2,000
  Increase (decrease) in liabilities
    Accounts payable                                  2,698                690
    Accrued expenses                                 24,033             19,390
    Wages payable - pre-petition                   (13,446)            (1,422)
    Accrued interest                                (3,640)                  -
                                                -----------        -----------
Net cash provided by/(used) in operating
 activities                                          20,244           (15,115)
                                                -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                       -            (4,647)
                                                -----------        -----------
Net cash used in investing activities                     -            (4,647)
                                                -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                   (10,430)                  -
  Payments on capital lease                         (7,360)                  -
                                                -----------        -----------
Net cash used in financing activities              (17,790)                  -
                                                -----------        -----------
NET INCREASE/(DECREASE) IN CASH
 AND CASH EQUIVALENTS                                 2,454           (19,762)

CASH AND CASH EQUIVALENTS - BEGINNING                   199             32,949
                                                -----------        -----------
CASH AND CASH EQUIVALENTS - ENDING                 $  2,653           $ 13,187
                                                ===========        ===========

CASH PAID DURING THE PERIOD FOR:
Interest expense                                   $  3,640           $      -
                                                ===========        ===========
Income taxes                                       $      -           $ 12,750
                                                ===========        ===========

The accompanying notes are an integral part of these financial statements.

                 DIAGNOSTIC INTERNATIONAL, INC.
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001
                           (UNAUDITED)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of Operations and Basis of Presentation
          The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

          Diagnostic International, Inc., also known as Aerobic Life Industries, Inc. (the "Company"), was incorporated under the laws of the State of Nevada on August 26, 1994. It conducts its operations from facilities located in Phoenix, Arizona. The Company distributes high-end natural health products.

          On September 9, 1997, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code.
          The order confirming the plan of reorganization was filed with the court on May 25, 1999.

          On  May  25,  1999, the Bankruptcy Court confirmed  the
          Company's plan of reorganization. The confirmed plan provided for the following:

          The Company's pre-petition creditors received equity instruments in varying amounts in full satisfaction of their claims. The Company issued 862,716 units, each consisting of one share of common stock, and three common stock purchase warrants. Common stock outstanding prior to confirmation of the Plan was cancelled. Previous equity owners own approximately 29% of the Company after the reorganization. The Company also formed new entities that were spun off to creditors pursuant to the Plan. These entities had no operations and were created specifically for this purpose.

          The Company also issued 46,000 shares of preferred stock. The Company accounted for the reorganization using fresh start reporting. Accordingly, all assets and liabilities are restated to reflect their reorganization value, which approximates fair value.

                 DIAGNOSTIC INTERNATIONAL, INC.
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001
                           (UNAUDITED)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Use of Estimates
          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

          Cash and Cash Equivalents
          The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

          Inventory
          The  Company's inventory is valued at the lower of cost
          or   market,  determined  by  the  first-in,  first-out
          method.

          Property and Equipment
          Property and equipment is stated at cost. Depreciation and amortization is computed using the straight-line method over the asset's estimated life.

          The costs of maintenance and repairs are charged to expense when incurred; costs of renewals and betterments are capitalized. Upon the sales or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in operations.

          Long-Lived Assets
          SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted this statement and determined an impairment loss needed to be recognized for applicable assets of continuing operations.

          Fair Value of Financial Instruments
          The carrying value of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses, and payroll taxes payable approximates fair value due to the relatively short maturity of these instruments. The fair value of long-term payables was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates their carrying amounts as of September 30, 2001 and December 31, 2000.

                 DIAGNOSTIC INTERNATIONAL, INC.
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001
                           (UNAUDITED)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Income Taxes
          Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

          Earnings Per Share
          SFAS No. 128, "Earnings Per Share" requires presentation of basic earnings (loss) per share ("Basic EPS") and diluted earnings (loss) per share ("Diluted EPS"). The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of outstanding common share during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding and all shares held in treasury during the period. The computation of diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

          The shares used in the computation of earnings (loss) per share were as follows:

                                    September 30,
                                    --------------
                                 2001            2000
                               --------        --------
          Basic                    862,716         862,716
                               ===========       =========
          Diluted                3,496,864         862,716
                               ===========       =========
          Revenue Recognition
          The Company recognizes revenue and expenses under the accrual method of accounting. Revenue is recorded upon shipment of the Company's products.

          Advertising Costs
          Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising, if any, are capitalized and amortized over the period during which future benefits are expected to be received. The Company had no direct-response advertising during the period presented.

          Advertising expense included in the statements of operations for the periods ended September 30, 2001 and 2000 is $16,632 and $29,004, respectively.

                 DIAGNOSTIC INTERNATIONAL, INC.
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001
                           (UNAUDITED)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Segment Disclosure
          SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products, services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company operates in one business segment as of September 30, 2001.

          Recent Accounting Pronouncements
          On June 29, 2001, SFAS No. 141, "Business Combinations", was approved by the FASB. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary.

          The Company is required to implement SFAS No. 141 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

          On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets", was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

          In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligation". SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The effect of adoption of this standard on our results of operations and financial positions is being evaluated.

                 DIAGNOSTIC INTERNATIONAL, INC.
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001
                           (UNAUDITED)

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Recent Accounting Pronouncements (continued)
          In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The effect of adoption of this standard on our results of operations and financial positions is being evaluated.

NOTE 2 - INVENTORY

          Inventory is summarized as follows as of:

                               September 30,      December 31,
                                    2001              2000
                                -----------       -----------
          Raw material             $  35,354           $  32,006
          Finished goods              29,784              23,281
                                 -----------          ----------
          Total inventory          $  65,138           $  55,287
                                 ===========          ==========


          As of September 30, 2001 and December 31, 2000, no inventory reserve is needed.

NOTE 3 - PROPERTY AND EQUIPMENT

          Property and equipment consists of the following:

                                    September 30,   December 31,
                                        2001            2000
                                     ----------      -----------
          Furniture and equipment     $  30,668          $  12,268
          Accumulated depreciation     (11,300)            (5,985)
                                    -----------        -----------
                                      $  19,368          $   6,283
                                    ===========        ===========

          Depreciation expense included in the statement of operations for the periods ended September 30, 2001 and 2000 is $5,315 and $-0-, respectively.

                 DIAGNOSTIC INTERNATIONAL, INC.
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001
                           (UNAUDITED)

NOTE 4 -  COMMITMENTS AND CONTINGENCIES

          The Company has certain minimum obligations under non-cancelable leases expiring on various dates through 2004 for facilities and equipment.

          The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                                      Operating      Capital
                                        Leases        Leases
                                      ---------     ----------
   2002                               $  17,388       $   4,328
   2003                                  17,388           4,170
   2004                                  17,388           4,000
   2005                                       -               -
   2006 and thereafter                        -               -
                                     ----------     -----------
   Total Minimum Lease Payments       $  52,164          12,498
                                     ==========
   Less: Amounts Representing
     Interest                                           (1,458)
   Present Value of Future Minimum                  -----------
     Lease Payments                                      11,040
   Less:  Current Maturities                            (3,680)
                                                    -----------
     Total                                            $   7,360
                                                    ===========

          Rent  expense under operating leases for the year ended
          September  30, 2001 and 2000 was $21,215  and  $19,334,
          respectively.

NOTE 5 - INCOME TAXES

          The components of the provision for income taxes for the nine months ending September 30, 2001 and 2000 are as follows:

                                        September 30,
                                       ---------------
                                      2001           2000
                                   ----------     ----------
          Current Tax Expense
            U.S. Federal           $   3,000           $     -
            State and Local            1,300                 -
                                  ----------         ---------
          Total Current                4,300                 -
                                  ----------         ---------


                             - 11 -
                 DIAGNOSTIC INTERNATIONAL, INC.
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001
                           (UNAUDITED)

NOTE 5 - INCOME TAXES (Continued)

                                                September 30,
                                               ----------------
                                              2001          2000
                                            --------      -------
       Deferred Tax Expense
         U.S. Federal                         (3,000)              -
         State and Local                      (1,300)              -
                                           ----------       --------
       Total Deferred                         (4,300)              -
                                           ----------       --------
       Total Tax Provision (Benefit)
       from
        Continuing Operations               $       -       $      -
                                           ==========       ========

          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

      Federal Income Tax Rate             34.0%             34.0%
      Effect of Net Operating Loss
      Carryback                         (34.0)%            (0.0)%
                                      ---------        ----------
       Effective Income Tax Rate           0.0%             34.0%
                                      =========        ==========

          At September 30, 2001, the Company had net carryforward losses of approximately $38,000. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. Net operating losses are subject to change of control limitations.

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 2001 are as follows:

           Deferred Tax Assets
            Loss Carryforwards              $  13,000

              Less: Valuation Allowance      (13,000)
                                           ----------
            Net Deferred Tax Assets         $       -
                                           ==========
          Net operating loss carryforwards expire starting in 2009 through 2020.
                             - 12 -


                 DIAGNOSTIC INTERNATIONAL, INC.
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2001
                           (UNAUDITED)

NOTE 6 - STOCKHOLDERS' EQUITY

          Common Stock
          The aggregate number of shares of common stock that the Company has authority to issue is 100,000,000 shares at a par value of $0.001. As of September 30, 2001 and December 31, 2000, 862,716 shares were issues and outstanding. As described in Note 1 to the financial statements, these shares were issues to settle all liabilities and emerge from Chapter 11 Bankruptcy. All previously issued shares of the Company's common stock were cancelled.

          Convertible Preferred Stock
          The aggregate number of shares of convertible preferred stock that the Company has authority to issue is 10,000,000 shares. The Company, as of September 30, 2001 and December 30, 2000, had issued 46,000 shares of its redeemable convertible preferred stock. Each share is valued at $1.00 and entitles the holder to one vote. The holders of the preferred stock shall receive 5% annually of the aggregate face value of the shares. The holders have the option of converting their preferred shares into shares of common stock on a basis of one share of common stock for each share of preferred. The preferred stock is redeemable by the Company for a period of five years, commencing May 24, 1999, at 125% of face value. Any interest earned and not paid will be paid at redemption.

          Stock Warrants
          The Company also issued three common stock purchase warrants. Each warrant issuance consisted of 862,716 units. One warrant is exercisable at a price of 50% of the preceding thirty-day average bid and expires April 19, 2002; the second warrant is exercisable at a price of 60% of the preceding thirty-day average bid and expires April 19, 2003; the third warrant is exercisable at a price of 75% of the preceding thirty-day average bid and expires April 19, 2004. Each warrant is callable by the Company at any time.

NOTE 7 -  SUBSEQUENT EVENTS

          The Company has entered into negotiations with several merger candidates. Discussions are at the preliminary stage and terms have not been determined.

                             - 13 -


ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This report contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including those resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this registration statement. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

                             General

The following discussion should be read in conjunction with the third quarter consolidated financial statements of the Company and related notes included elsewhere in this Report for the period ended September 30, 2001. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations, and any losses related thereto, are based upon current expectations.

Results Of Operation

Three Months Ended September 30, 2001

For the three months ended September 30, 2001, the Company had $132,357 in revenues, and for the three months ended September
30, 2000 the Company had $144,622 in revenues.

The net income for the three months ended September 30, 2001 was $19,714 compared with a net loss of $(55,212) for the three months ended September 30, 2000. The increase in income consisted primarily of a decrease in General and Administrative ("G&A") expenses.

Nine Months Ended September 30, 2001

For the nine months ended September 30, 2001, the Company had $420,037 in revenues, and for the nine months ended September 30, 2000 the Company had $443,397 in revenues.

The net income for the nine months ended September 30, 2001 was $17,265 compared with a net loss of $(45,819) for the nine months ended September 30, 2000. The increase in income consisted primarily of a decrease in General and administrative ("G&A") expenses.

Liquidity And Capital Resources

Historically, the Company has incurred minimum revenues. The current period operating cash flow of approximately $17,265 was funded primarily by the sales of its products less any selling, general and administrative costs and expenses.

The Company has entered into negotiations with several merger candidates. Discussions are at the preliminary stage and terms have not been determined.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action has been threatened by or against the Company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no issuances of securities during the current quarter, which were not registered under the Securities Act.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

a) The exhibits, consisting of the Company's Articles of Incorporation are attached to the Company's amended Form 8-A12g, filed on December 18, 2001. This exhibits is incorporated by reference to that Form.

b) The exhibits, consisting of the Company's Bylaws are attached to the Company's amended Form 8-A12g, filed on December 18, 2001. This exhibit is incorporated by reference to that Form.

Reports on Form 8-K:  None

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 3, 2002

DIAGNOSTIC INTERNATIONAL, INC.


By: /s/ Jason Pratte
Jason Pratte
President