Form 10KSB
period 2001-12-31
DIAGNOSTIC INTERNATIONAL INC
filed 2002-04-16
CIK 1129696

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the year ended December 31, 2001
Commission File No. 000- 33083






                 DIAGNOSTIC INTERNATIONAL, INC.
     (Exact name of registrant as specified in its charter)



Nevada                                            75-2138554
(State of organization) (I.R.S. Employer Identification No.)

23025 N. 15th Ave., Suite 203, Phoenix, AZ 85027
(Address of principal executive offices)

Registrant's telephone number, including area code (623) 434-9730

Securities registered under Section 12(g) of the Exchange Act:
     Common stock, $0.001 par value per share

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendments to this Form 10-KSB.                        [ X ]

Issuer's Revenue during the year ended December 31, 2001: $585,661

As of December 31, 2001, the registrant had 862,716 shares of its common stock, $0.001 par value, outstanding. Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of December 31, 2001: $0.

              DOCUMENTS INCORPORATED BY REFERENCE:



                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                           Background

Diagnostic International, Inc. was originally incorporated in Delaware on August 20, 1990 as Aerobic Life Industries, Inc. It became a public company on September 7, 1990 by merging into West America Energy, Inc. On October 1, 1994, Aerobic Life Industries, Inc. re-domiciled in Nevada. On November 17, 1995, the Company changed its name to Diagnostic International, Inc. Its principal place of business is located at 23025 N. 15th Ave., Suite 203, Phoenix, AZ 85027.

The  Company  underwent a reorganization by filing  the  Debtor's
Plan  of Reorganization on October 13, 1997 in the United  States
Bankruptcy Court for the District of Arizona.

The  Company  currently operates under a D/B/A  as  Aerobic  Life
Industries, Inc.

                       Business of Issuer

                            Products

Vegetable Powders

Diagnostic International is stocking vegetable powders from Nutra Research International in British Columbia. The powders are carrot ginseng and Mega barley sold in bulk containers of 5.3 ounces each. Air dried powders have been shown to retain a high degree of micronutrients and phytochemicals. Taking these products in powdered form enables the user to obtain maximum benefit from only a small amount of powder as compared with the volume of fresh vegetables necessary to match the nutrient content. Diagnostic International has also entered the powdered Aloe Vera business as a result of a Japanese buyer who started two years ago developing a juice drink from liquid aloe vera juice.

Immune System Products

The advent of AIDS, pneumonia and other debilitating immune system diseases has caused an acute awareness to the health conscious community.

Grape seed extract contains proanthocyanadins (OPC) which are powerful antioxidants.

Colostrum is a powerful immune system builder. A mother cow will produce Colostrum just before giving birth. Upon the first ten days of its life, the calf is given the Colostrum in which it obtains all its immune system protection.

Herbal Products

Diagnostic  International  has  been  looking  at  several   more
products such as Co enzyme Q-10, lacto bacillus Salavorius,  Cats
Claw, Bovine Cartlidge, a multi product immune capsule, and Kambucca tea.

EZZIAC Tea with Aloe is a slight variation from the regular EZZIA
Tea by the addition of Aloe Vera. We believe that many of the ingredients in the tea have anti-fungal, anti-viral, and anti-tumor characteristics.

Sublinguals and Homeopathic

Diagnostic International markets a line of sublinguals from Nutra
Research International. There will be an effort made to broaden this line of products with the supplier in the future. We hope to develop our own homeopathic line of products.

ITEM 2.   DESCRIPTION OF PROPERTY.

On June 18, 2001, Diagnostic entered into a three year lease agreement with Delta 1998, L.L.C. to utilize office and warehousing space located at 23025 N. 15th Ave., Suite 106, Phoenix, Arizona 85027. The term of lease commences September 15, 2001 through September 14, 2004.

On August 1, 2001, Diagnostic entered into a separate three year lease agreement with Delta 1998, L.L.C. to utilize office space located at 23025 N. 15th Ave., Suite 203, Phoenix, Arizona 85027. The term of the lease commences September 15, 2001 through September 14, 2004.

Since Diagnostic is incorporated in Nevada, it is required to maintain a resident office in that state in which corporate documents are available for inspection. The resident office is located at 777 N. Rainbow Blvd., Suite 390, Las Vegas, NV 89107. No activities take place in the resident office. All other activities have been consolidated to the facility described above.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

                             PART II

ITEM 5.   MARKET   FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS.

                          Market Price

The Company's common stock is listed on the Pink Sheets under the symbol DIAI. There is currently no trading activity for the Company. The Company's common stock is considered a "penny stock" under the Commission rules.

Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and
(ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The National Association of Securities Dealers, Inc. (the "NASD"), which administers NASDAQ, has recently made changes in the criteria for initial listing on the NASDAQ Small Cap market and for continued listing. For initial listing, a company must have net tangible assets of $4 million, market capitalization of $50 million or net income of $750,000 in the most recently completed fiscal year or in two of the last three fiscal years. For initial listing, the common stock must also have a minimum bid price of $4 per share. In order to continue to be included on NASDAQ, a company must maintain $2,000,000 in net tangible assets and a $1,000,000 market value of its publicly-traded securities. In addition, continued inclusion requires two market-makers and a minimum bid price of $1.00 per share.

Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

                            Dividends

The Registrant has not paid any dividends to date, and has no plans to do so in the immediate future.

            Recent Sales of Unregistered Securities.

Currently,  the issued and outstanding securities  of  Diagnostic
International consist of 862,716 shares of common stock having a par value of $0.001 per share, owned by 1180 shareholders.

The  Company  underwent a reorganization by filing  the  Debtor's
Plan  of Reorganization on October 15, 1997 in the United  States
Bankruptcy Court for the District of Arizona.

Diagnostic International, Inc. underwent an 11.88:1 reverse split on July 19, 1999.

Pursuant to the Debtor's Modified Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code, as amended (the "Plan"), Diagnostic International, Inc. issued 654,924 shares of common stock, $0.001 par value per share. Bankruptcy Code Section 1145 provides an exemption for these issuances from the registration requirements of Section 5 of the Securities Act of 1933, as amended (the "Act").

On March 16, 2001, Diagnostic International, Inc. removed certain shareholders holding 40,751 shares pursuant to an order of the US Bankruptcy Court, dated September 7, 1999. For audit purposes, these shares were deemed as being removed as of December 31, 1999.

The  Company  currently operates under a D/B/A  as  Aerobic  Life
Industries, Inc.

In general, under Rule 144 adopted pursuant to the Securities Act of 1933, a person (or persons whose shares are aggregated) who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This registration statement contains statements that are forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "believe" and similar language. These statements involve known and unknown risks, including those resulting from economic and market conditions, the regulatory environment in which we operate, competitive activities, and other business conditions, and are subject to uncertainties and assumptions set forth elsewhere in this registration statement. Our actual results may differ materially from results anticipated in these forward-looking statements. We base our forward-looking statements on information currently available to us, and we assume no obligation to update these statements.

                             General

The following discussion should be read in conjunction with the third quarter consolidated financial statements of the Company and related notes included elsewhere in this Report for the period ended December 31, 2001. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations, and any losses related thereto, are based upon current expectations.

Results Of Operation

Year Ended December 31, 2001 compared to year ended December  31,
2000

For the year ended December 31, 2001, the Company had $585,661 in revenues, and for the year ended December 31, 2000, the Company had $564,070 in revenues.

The net income for the year ended December 31, 2001 was $11,751 compared with a net loss of $(80,246) for the year ended December
31, 2000. The increase in income consisted primarily of a decrease in General and Administrative ("G&A") expenses.

Liquidity And Capital Resources

For the past three fiscal years, the Company has incurred approximately $500,000 in revenue. The current period operating cash flow of approximately $4,500 was funded primarily by the sales of its products less any selling, general and administrative costs and expenses.

The Company has entered into negotiations with several merger candidates. Discussions are at the preliminary stage and terms have not been determined.

Plan of Operations

Diagnostic presently has limited cash with which to satisfy any future cash requirements. For the next 12 months we are having to rely on net income from the sales of our products.

We plan to concentrate on product development, marketing, and customer fulfillment. We intend to solicit more distributors in the U.S. and upon obtaining product liability insurance solicit large health food chains who have wanted to carry our products. Upon reaching the $1,000,000 sales plateau, we hope to recruit field sales representatives to call on distributors, health food stores, and do in-store training or demonstrations with employees and customers.

ITEM 7.   FINANCIAL STATEMENTS.

The  financial statements and supplemental data required by  this
Item 7 follow the index of financial statements appearing at Item
13 of this Form 10-KSB.

ITEM 8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

                            PART III

ITEM 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS, AND  CONTROL
          PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS.

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

Information as to the directors and executive officers of the Company is as follows:

     Name                     Position
     Jason Pratte             President/Director
     James Wexler             Secretary/Treasurer/Director

            Jason Pratte, President and Board Member

From September 1999 to the present, Mr. Jason Pratte has been an officer and director of Diagnostic International, Inc. d/b/a
Aerobic Life Industries, Inc. in Phoenix, Arizona. Mr. Pratte increased profitability and gross sales to record levels for company. Reorganized indebted company into successful merger candidate by eliminating wasteful programs and putting emphasis on core operations development. Reorganized employee responsibilities for implementation of control measures, liability reduction, and efficiency in job tasks.

From September 1994 to June 1996 Mr. Pratte was employed by the Dallas Cowboys Football Club, Irving, Texas. He was promoted through company from Manager of Retail Operations to Manager of Stadium Retail Operations to Accounting Controller to Director of Pro Silver Star and Dallas Cowboys Pro Shops. Set up and managed special event sales at Texas Stadium including concerts, and football games. Developed new sales outlets for retail operations and posted sales records unmatched in NFL. Worked directly with Nike for introduction of corporate stadium sponsorship.

From June 1991 to September 1994, Mr. Pratte was employed by BECI in Mansfield, Texas, a Commercial construction company which he initially worked on site wiring hospitals with nurse call stations and integrated sound system. Worked on large manufacturing equipment for Miller Can Company (Division of Miller Beer), wired electrical fire systems for Burlington Northern Railroad at their corporate center in Fort Worth, Texas, and helped replace transformers for NBC at their transmission facility in Cedar Hill, Texas.

      James Wexler, Secretary, Treasurer, and Board Member

From  December  2000 to January 2002, Mr. Wexler  served  as  the
Chief Operating Officer for Quantum Leap Media, where he managed the day to day operations, and was responsible for broad strategic and business planning for the entire company.

From August 1999 to December 2000, Mr. Wexler served and the Chief Operation Officer for PowerClick.com, Inc. There, he managed the business, technology, development, marketing and finances. He also reviewed and managed business and financial planning process, and Assisted the CEO with strategic financial planning and negotiating and forming strategic alliances with vendors, investors and advisors.

From January 1999 to August 1999, Mr. Wexler served as President of Seventh Summit Ventures. There he managed the day to day operations. He also represented the company in investor, shareholder, and banking meetings. Mr. Wexler devised and optimized short-term and long-term strategic planning. He also contacted and negotiated with VC firms, investment bankers and private investors.

From May 1998 to January 1999, Mr. Wexler was an Investment Executive for Bear Stearn, Inc. in Private Client Services. He contacted, educated and conducted business with VC firms, investment bankers and private investors, primarily raised money for Bear Stearns offerings and proprietary products.

From  May  1994  to May 1998, Mr. James Wexler was an  Investment
Executive for Morgan Stanly in Private Client Services. He served as an investment broker managing more than $50 million in private client assets.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), requires that the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, file reports of ownership and changes of ownership with the SEC. Officers, directors and greater than ten percent (10%) shareholders are required by SEC regulation to furnish the Company with copies of all such reports they file.

Based solely on its review of the copies of such reports received by the Company, and on written representations by the Company's officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, the Company believes that, with respect to its fiscal year ended December 31, 2001, the Company's officers and directors and all of the persons known to the Company to own more than ten percent (10%) of the Company's Common Stock, either failed to file, on a timely basis, or have yet to file the required beneficial ownership reports with the SEC.

ITEM 10.  EXECUTIVE COMPENSATION

The following summary Compensation Table sets fourth all cash compensation paid, distributed or accrued for services, rendered in all capacities based on agreements with consulting firms providing for the Company's Management during the fiscal years ended, December 31, 2001 and 2000. All other tables required to be reported have been omitted, as there has been no compensation awarded to, earned by or paid to any of the executives of the Company that is required to be reported other than what is stated below.

                   Summary Compensation Table

                Annual compensation                 Long term compensation
                                                   Awards               Payouts

Name and        Year   Salary   Bonus  Other      Restricted  Securit  LTIP     All
Position               ($)      ($)    Annual     Stock       ies      Payouts  other
                                       Comp.      Awards      underly  ($)      Comp.
                                       ($)        ($)         ing               ($)
                                                              options
                                                              / SARs
                                                              (#)

Jason Pratte
 Enterprises    2000                  $ 69,992
(1)             2001                  $ 77,560

(1) Jason Pratte Enterprises is owned by and provides the services of Jason Pratte, Diagnostic's current President.

ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT.

The following table sets forth each person known to the Company, as of April 12, 2002, to be a beneficial owner of five percent (5%) or more of the Company's common stock, by the Company's directors individually, and by all of the Company's directors and executive officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Title of Class    Name/Address             Shares         Percentage
                  of Owner                 Beneficially   Ownership
                                           Owned
Common            Don Bankston                 104,208        12.08%
                  c/o Diagnostic
                  International
                  23025 N. 15th Ave.,
                  Suite 203
                  Phoenix, AZ 85027

Common            Marathon Investment          486,269        56.36%
                  President:  Herb Fabian
                  6112 Windsong
                  Arlington, TX 76001

Common            Quantum, Inc.                 95,555        11.08%
                  President: William Lane
                  16824 Ave.O/T Fountains
                  Suite 23B
                  Fountain Hills, AZ  85268

Common            Total owners of 5% or        686,032        79.52%
                  more

None of the officers or directors hold any shares of the Company's stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreement
---------

The Company has an agreement with an entity (owned by a related party) to provide management, and other professional services.
The entity, its owner and amounts paid are as follows:

        Entity          Related Party       2001          2000
        ------          -------------       ----          ----
Jason Pratte            Jason Pratte      $ 77,560     $ 69,992
 Enterprises (1)

(1) Jason Pratte, owner of Jason Pratte Enterprises, is an officer and director of the Company.

ITEM 13.  FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS

                    DIAGNOSTIC INTERNATIONAL, INC.
                 D/B/A AEROBIC LIFE INDUSTRIES, INC.
                        FINANCIAL STATEMENTS
                     DECEMBER 31, 2001 AND 2000

                           C O N T E N T S
                                                    PAGE



INDEPENDENT AUDITOR'S REPORT                           2


BALANCE SHEETS                                         3


STATEMENTS OF OPERATIONS                               4


STATEMENT OF STOCKHOLDERS' EQUITY                      5


STATEMENTS OF CASH FLOWS                               6


NOTES TO FINANCIAL STATEMENTS                     7 - 14












                                - 1-






                   INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS OF
DIAGNOSTIC INTERNATIONAL, INC.

We have audited the accompanying balance sheets of Diagnostic International, Inc. (d/b/a Airobic Life Industries, Inc.) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financials statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diagnostic International, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                              MERDINGER, FRUCHTER, ROSEN & CORSO, P.C
                              Certified Public Accountants

Los Angeles, California
March 29, 2002






                   DIAGNOSTIC INTERNATIONAL, INC.
                 D/B/A AEROBIC LIFE INDUSTRIES, INC.
                           BALANCE SHEETS

                                                     December 31,
                                                   ----------------
       ASSETS                                    2001           2000
                                              ---------      ----------
CURRENT ASSETS
  Cash and cash equivalents                      $   317          $   199
  Accounts receivable, net of allowance
     for doubtful accounts of $-0-                44,495           24,750
  Inventory                                       62,341           55,287
                                              ----------        ---------
Total current assets                             107,153           80,236

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $11,627 and $5,985,
  respectively                                    19,040            6,283
                                              ----------        ---------
    TOTAL ASSETS                               $ 126,193         $ 86,519
                                              ==========        =========
  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                               $   2,096         $ 10,430
  Accounts payable and accrued expenses           79,224           48,135
  Accrued interest                                     -            3,640
  Loan payable - Related Party                    10,500                -
  Capital lease obligation - current portion       3,680                -
  Wages payable - pre-petition                         -           13,446
                                              ----------        ---------
          Total current liabilities               95,500           75,651

      LONG TERM LIABILITIES
  Capital lease obligation - net of current
   portion                                         8,074                -
                                              ----------        ---------
        Total long term liabilities                8,074

  TOTAL LIABILITIES                              103,574                -
                                              ----------        ---------
Commitments and contingencies (Note4)                  -                -
STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value;
   10,000,000 shares authorized; 46,000
   shares issued and outstanding                      46               46
  Common stock, $.001 par value;
   100,000,000 shares authorized; 862,716
   shares issued and outstanding                     863              863
  Additional paid-in capital                      65,477           65,477
  Accumulated deficit                           (43,767)         (55,518)
                                              ----------        ---------
      Total stockholders' equity                  22,619           10,868
                                              ----------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  126,193        $  86,519
                                              ==========        =========

The accompanying notes are an integral part of these financial statements.

                   DIAGNOSTIC INTERNATIONAL, INC.
                 D/B/A AEROBIC LIFE INDUSTRIES, INC.
                      STATEMENTS OF OPERATIONS

                                                  For the Year Ended
                                                 --------------------
                                                     December 31,
                                                   ----------------
                                                 2001            2000
                                              ----------      ----------
Sales, net                                   $   585,661        $  564,070

Cost of sales                                    144,250           143,223
                                             -----------       -----------
Gross profit                                     441,411           420,847

Selling, general and administrative expense      425,124           511,543

Income (Loss) from operations                     16,287          (90,696)

Interest expense                                   4,536             2,300
                                             -----------       -----------
Income (loss) before provision for income
taxes                                             11,751          (92,996)
                                             -----------       -----------
Income tax benefit                                     -          (12,750)
                                             -----------       -----------
Net income (loss)                             $   11,751        $ (80,246)
                                             ===========       ===========
Net income (loss) per share
 - Basic                                        $   0.01        $   (0.09)
                                             ===========       ===========
 - Diluted                                      $   0.01        $   (0.09)
                                             ===========       ===========



The accompanying notes are an integral part of these financial statements.

                         DIAGNOSTIC INTERNATIONAL, INC.
                       D/B/A AEROBIC LIFE INDUSTRIES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                               Additional
                                 Preferred Stock           Common Stock          Paid-in     Accumulated
                               Shares      Amount       Shares      Amount       Capital       Deficit      Total
                              -------     -------      -------     --------      -------       -------     -------
Balance, January 1, 2000        46,000          $ 46     862,716        $ 863      $ 65,477    $ 24,728      $ 91,114

Net loss                             -             -           -            -             -     (80,246)     (80,246)
                             ---------     ---------   ---------    ---------     ---------    ---------    ---------
Balance, December 31, 2000      46,000            46     862,716          863        65,477     (55,518)       10,868

Net income                           -             -           -            -             -       11,751       11,751
                             ---------     ---------   ---------    ---------     ---------    ---------    ---------
Balance, December 31, 2001      46,000          $ 46     862,716        $ 863      $ 65,477    $(43,767)     $ 22,619
                             =========     =========   =========    =========     =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                  DIAGNOSTIC INTERNATIONAL, INC.
                D/B/A AEROBIC LIFE INDUSTRIES, INC.
                     STATEMENTS OF CASH FLOWS

                                                    For the Year Ended
                                                       December 30,
                                                    -----------------
                                                    2001          2000
                                                  -------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                              $   11,751      $ (80,246)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities
    Depreciation                                      5,642           1,635
  (Increase) decrease in assets
    Accounts receivable                            (19,745)           4,834
    Inventory                                       (7,054)          16,187
    Prepaid expenses                                      -           2,000
  Increase (decrease) in liabilities
    Accounts payable and accrued expenses            31,089          31,229
    Accrued interest                                (3,640)         (1,422)
    Wages payable - pre-petition                   (13,446)        (12,750)
                                                -----------      ----------
Net cash provided by
 (used in) operating activities                       4,597        (38,533)
                                                -----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions of property and equipment                       -         (4,647)
                                                -----------      ----------
Net cash used in investing activities                     -         (4,647)
                                                -----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                    (8,334)          10,430
  Increase in loan payable - Related Party           10,500               -
  Payments on capital lease obligation              (6,645)               -
                                                -----------      ----------
Net cash used in financing activities               (4,479)          10,430
                                                -----------      ----------
NET INCREASE/(DECREASE) IN CASH
 AND CASH EQUIVALENTS                                   118        (32,750)

CASH AND CASH EQUIVALENTS - BEGINNING                   199          32,949
                                                -----------      ----------
CASH AND CASH EQUIVALENTS - ENDING                  $   317         $   199
                                                ===========      ==========
CASH PAID DURING THE PERIOD FOR:
Interest expense                                  $   4,536           $   -
                                                ===========      ==========
Income taxes                                          $   -           $   -
                                                ===========      ==========

NON-CASH ACTIVITIES:

* During the year ended December 31, 2001, the Company leased equipment under a non-cancelable capital lease in the amount of $18,400.

The accompanying notes are an integral part of these financial statements.

                  DIAGNOSTIC INTERNATIONAL, INC.
                D/B/A AEROBIC LIFE INDUSTRIES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2001 AND 2000

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

          On October 15, 1997, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. The order confirming the plan of reorganization was filed with the court on May 25, 1999.

          On May 25, 1999, the Bankruptcy Court confirmed the Company's plan of reorganization. The confirmed plan provided for the following:

          The Company's pre-petition creditors received equity instruments in varying amounts in full satisfaction of their claims. The Company issued 654,924 units, each consisting of one share of common stock, and three common stock purchase warrants. Common stock outstanding prior to confirmation of the Plan was cancelled. Previous equity owners own approximately 29% of the Company after the reorganization. The Company also formed new entities that were spun off to creditors pursuant to the Plan. These entities had no operations and were created specifically for this purpose.

          The Company also issued 46,000 shares of preferred stock. The Company accounted for the reorganization using fresh start reporting. Accordingly, all assets and liabilities are restated to reflect their reorganization value, which approximates fair value.

                  DIAGNOSTIC INTERNATIONAL, INC.
                D/B/A AEROBIC LIFE INDUSTRIES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2001 AND 2000

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

          Fair Value of Financial Instruments

          The carrying value of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses, and wages payable approximates fair value due to the relatively short maturity of these instruments. The fair value of long-term payables was determined based upon interest rates currently available to the Company for borrowings with similar terms. The fair value of long-term borrowings approximates their carrying amounts as of December 31, 2001 and December 31, 2000.

                  DIAGNOSTIC INTERNATIONAL, INC.
                D/B/A AEROBIC LIFE INDUSTRIES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2001 AND 2000

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Income Taxes

          Income taxes provided for are based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

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

          The shares used in the computation of earnings (loss) per share were as follows:

                                         December 31,
                                        ---------------
                                       2001          2000
                                     ---------      ------
                 Basic                 862,716       862,716
                                     =========      ========
                 Diluted             3,496,864       862,716
                                     =========      ========

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

          Advertising   expense  included  in  the  statements   of
          operations for the periods ended December 31, 2001 and 2000 is $23,751 and $26,742, respectively.

                  DIAGNOSTIC INTERNATIONAL, INC.
                D/B/A AEROBIC LIFE INDUSTRIES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2001 AND 2000

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Segment Disclosure

          SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" changes the way public companies report information about segments. SFAS No. 131, which is based on the selected segment information, requires quarterly and entity-wide disclosures about products, services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company operates in one business segment as of December 31, 2001.

          Recent Accounting Pronouncements

          On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the FASB. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary.

          The Company is required to implement SFAS No. 141 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its financial position or results of operations.

          On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by the FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its financial position or results of operations.

          In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligation". SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligation and the liability will be recorded at fair value. The effect of adoption of this standard on Company's results of operations and financial positions is being evaluated.

                  DIAGNOSTIC INTERNATIONAL, INC.
                D/B/A AEROBIC LIFE INDUSTRIES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2001 AND 2000

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Recent Accounting Pronouncements (continued)

          In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or
          Disposal of Long-Lived Assets". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The effect of adoption of this standard on Company's results of operations and financial positions is being evaluated.

NOTE 2 - INVENTORY

          Inventory is summarized as follows as of:

                                         December 31,
                                         ------------
                                     2001            2000
                                    -------        ---------
          Raw material             $   28,390        $   32,006
          Finished goods               33,951            23,281
                                  -----------       -----------
          Total inventory          $   62,341        $   55,287
                                  ===========       ===========

          As of December 31, 2001 and 2000, no inventory reserve is needed.

NOTE 3 - PROPERTY AND EQUIPMENT

          Property and equipment consists of the following:

                                                 December 31,
                                                 ------------
                                              2001         2000
                                            --------     ---------
          Furniture and equipment          $  30,667        $ 12,268
          Less:  Accumulated depreciation   (11,627)         (5,985)
                                           ---------       ---------

          Property and equipment, net      $  19,040        $  6,283
                                           =========       =========


          Depreciation  expense  included  in  the  statements   of
          operations for the periods ended December 31, 2001 and 2000 is $5,642 and $1,635, respectively.

NOTE 4 -  RELATED PARTY TRANSACTIONS

          Loan payable to related party, unsecured, nonbearing interest, payable upon demand. Since it is anticipated that the loan will be called, it is being classified as short term.

          During the year ended December 31, 2001 and 2000, the Company made payments to Jason Pratte Enterprises in the amounts of $77,560 and $69,992, respectively, for consulting services.

                  DIAGNOSTIC INTERNATIONAL, INC.
                D/B/A AEROBIC LIFE INDUSTRIES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2001 AND 2000

NOTE 5 -  COMMITMENTS AND CONTINGENCIES

          The Company has certain minimum obligations under non-cancelable leases expiring on various dates through 2004 for facilities and equipment.

          The Company's future minimum annual aggregate rental payments required under operating and capital leases that have initial or remaining non-cancelable lease terms in excess of one year are as follows:

                                                   Operating      Capital
                                                    Leases         Leases
                                                  -----------    ----------
           2002                                     $37,368           $4,328
           2003                                      37,368            4,328
           2004                                      28,026            4,328
           2005                                           -                -
           2006 and thereafter                            -                -
                                                -----------      -----------
           Total Minimum Lease Payments            $102,762           12,984

           Less: Amounts Representing Interest                       (1,230)
           Present Value of Future Minimum                       -----------
             Lease Payments                                           11,754
           Less:  Current Maturities                                 (3,680)
                                                                 -----------
             Total Long term Maturities                               $8,074
                                                                 ===========


          Rent expense under operating leases for the year ended December 31, 2001 and 2000 was $28,055 and $26,742, respectively.

          Fixed assets under capital lease at December 31, 2001, were approximately $18,400, with related accumulated depreciation of approximately $3,680.

NOTE 6 - INCOME TAXES

          The components of the provision for income taxes are as follows:

                                       December 31,
                                        -----------
                                    2001           2000
                                 -----------     --------
               Current Tax Expense
              U.S. Federal           $     -       $  12,750
              State and Local              -               -
                                   ---------      ----------
            Total Current                  -        (12,750)

                  DIAGNOSTIC INTERNATIONAL, INC.
                D/B/A AEROBIC LIFE INDUSTRIES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2001 AND 2000

NOTE 6 - INCOME TAXES (Continued)

                                                         December 31,
                                                     2001          2000
            Deferred Tax Expense
              U.S. Federal                       (        )               -
              State and Local                    (        )               -
                                                -----------      ----------
            Total Deferred                       (        )               -
                                                -----------      ----------
            Total Tax Provision (Benefit)             $   -      $ (12,750)
                                                ===========      ==========

          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

          Federal Income Tax Rate                     34.0%           34.0%
          Effect of Net Operating Loss Carryback    (34.0)%         (34.0)%
                                                  ---------        --------
            Effective Income Tax Rate                  0.0%            0.0%
                                                  =========        ========

          At December 31, 2001 and 2000, the Company had net carryforward losses of approximately $43,700 and $55,500, respectively. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. Net operating losses are subject to change of control limitations.

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 are as follows:

             Deferred Tax Assets
               Loss Carryforwards              $  14,881

               Less: Valuation Allowance        (14,881)
                                              ----------
               Net Deferred Tax Assets         $       -
                                              ==========

          Net operating loss carryforwards expire starting in 2009 through 2020.

                  DIAGNOSTIC INTERNATIONAL, INC.
                D/B/A AEROBIC LIFE INDUSTRIES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 2001 AND 2000

NOTE 7 - STOCKHOLDERS' EQUITY

          Common Stock

          The aggregate number of shares of common stock that the Company has authority to issue is 100,000,000 shares at a par value of $0.001. As of December 31, 2001 and 2000, 862,716 shares were issues and outstanding. As described in Note 1 to the financial statements, these shares were issues to settle all liabilities and emerge from Chapter 11 Bankruptcy. All previously issued shares of the Company's common stock were cancelled.

          Convertible Preferred Stock

          The aggregate number of shares of convertible preferred stock that the Company has authority to issue is 10,000,000 shares at a par value of $0.001. The Company, as of December 31, 2001 and 2000, had issued 46,000 shares of its redeemable convertible preferred stock. Each share is valued at $1.00 and entitles the holder to one vote. The holders of the preferred stock shall receive 5% annually of the aggregate face value of the shares. The holders have the option of converting their preferred shares into shares of common stock on a basis of one share of common stock for each share of preferred. The preferred stock is redeemable by the Company for a period of five years, commencing May 24, 1999, at 125% of face value. Any interest earned and not paid will be paid at redemption.

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

NOTE 8 -  SUBSEQUENT EVENTS

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

Reports on Form 8-K:  None

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Diagnostic International, Inc.



                           By: /s/ Jason Pratte
                              Jason Pratte, President



                           Date: April 16, 2002